Form 10-K
period 1996-12-31
MANAGEMENT ASSISTANCE INC LIQUIDATING TRUST /NY
filed 1997-02-11
CIK 785852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934   [FEE REQUIRED]
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-14076
                               ------------------
                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEW YORK                                       13-3324528
         (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

           980 POST ROAD EAST, SUITE 3
                  WESTPORT, CT                                     06880-5300
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 454-2779

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          UNITS OF BENEFICIAL INTEREST
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No  _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Liquidating Trust's Units of Beneficial Interest held by non-affiliates of the Liquidating Trust based on the average of the closing bid and asked price quotations of the Units on December 31, 1996 of $.07 per Unit was $473,866.

     The number of Units of Beneficial Interest outstanding at December 31, 1996 was 6,770,020.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

                           ANNUAL REPORT ON FORM 10-K

                               DECEMBER 31, 1996

                             CROSS REFERENCE SHEET

                                                                                       PAGE
                                          PART I

Item  1.  Business.....................................................................    3

Item  2.  Properties...................................................................    5

Item  3.  Legal Proceedings............................................................    5

Item  4.  Submission of Matters to a Vote of Security Holders*.........................    5

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters........    6

Item  6.  Selected Financial Data......................................................    6

Item  7.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations...................................................................    6

Item  8.  Financial Statements and Supplementary Data..................................    8

Item  9.  Liquidating Distributions....................................................   18

Item 10.  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure*..................................................................   18

Item 11.  Directors and Executive Officers of the Registrant...........................   19

Item 12.  Executive Compensation.......................................................   19

Item 13.  Security Ownership of Certain Beneficial Owners and Management...............   20

Item 14.  Certain Relationships and Related Transactions...............................   21

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   21

---------------

* Not applicable.

                                     PART I

ITEM 1.  BUSINESS
GENERAL

     Pursuant to the Management Assistance Inc. Liquidating Trust Agreement and Declaration of Trust dated January 9, 1986 (the "Liquidating Trust Agreement"), a copy of which is filed as Exhibit 3(a) to this Report and is incorporated herein by this reference, Management Assistance Inc. (the "Company") transferred, as of the close of business on January 9, 1986, all of its then assets to the Trustees for the Management Assistance Inc. Liquidating Trust (the "Liquidating Trust") for the benefit of the then shareholders of the Company and their subsequent transferees (collectively the "Beneficiaries"). The Trustees simultaneously assumed all of the claims, liabilities and obligations (including unascertained or contingent liabilities and expenses and future litigation) of the Company (the "Liabilities"). The transfer was effected pursuant to a Plan of Complete Liquidation and Dissolution (Pursuant to Section 337 of the Internal Revenue Code (the "Code")) adopted by the Company's shareholders on January 14, 1985. (A copy of the Plan of Liquidation is filed as Exhibit 2 to this Report and is incorporated by this reference.) The Company was dissolved on February 27, 1986.

     Pursuant to the Liquidating Trust Agreement, the Ancillary Trust Estate has consisted of liquidating distributions made by the Company or the Liquidating Trust to the Beneficiaries which have been returned to the Liquidating Trust because the Beneficiary could not be located. As of December 31, 1994, all distributions have previously been either paid to the Beneficiary when located or escheated to the state of the Beneficiary's last known residence or the State of New York where the Company was incorporated. There were no distributions to the Beneficiaries in the year ended December 31, 1995 ("fiscal 1995") so that, as of December 31, 1995, there were no funds held in the Ancillary Trust Estate. Except as otherwise required by law, interest income earned on amounts held in the Ancillary Trust Estate was transferred to the Primary Trust Estate, which consists of all assets (other than liquidating distributions) initially acquired by the Liquidating Trust from the Company and thereafter acquired or held by the Liquidating Trust. For the liquidating distributions made to Beneficiaries on January 31, 1996, September 30, 1996 and the final liquidating distribution made on January 9, 1997, the Trustees have engaged the American Stock Transfer & Trust Co. to escheat under applicable law any amounts still held for unlocated Beneficiaries. Such escheat is required by law to be made not later than June 30, 1997, but the Trustees anticipated that the escheat will be effected many months before the distribution deadline.

     With respect to the Primary Trust Estate as to which they jointly held legal title, the Trustees were obligated to collect the income and proceeds therefrom and to distribute to the Beneficiaries from such Estate such amounts as the Trustees, in their sole discretion, could have been distributed without detriment to the ability of the Primary Trust Estate to pay, or to provide for, the expenses of the Liquidating Trust and the Liabilities.

EXPIRATION OF TERM

     Pursuant to the Liquidating Trust Agreement, the Liquidating Trust was to expire initially as of the close of business on January 9, 1989. From time to time, the Trustees determined that extensions were reasonably necessary to pay, or to provide for, the Liabilities, primarily those relating to Federal taxes (see the section "Taxes" in this Item 1 to this Report). The term has been extended so that, as of September 30, 1996, it was to expire on January 9, 1997. On December 18, 1996, the Trustees authorized that, because the Federal income tax refund issue has been resolved and there were no other open issues, December 31, 1996 was to be the last day of the Trust. As of the close of business on December 31, 1996 the Trust's transfer record books were permanently closed and no further transfers of Trust Units were recorded. A final cash liquidating distribution of $0.126 per Unit was paid on January 9, 1997 to Unit holders of record on December 31, 1996. The Liquidating Trust has publicly announced both the termination of the Primary Trust and the final cash liquidating distribution.

OPERATIONS

     Neither the Primary Trust nor the Ancillary Trust had the objective to, nor did either, enter into, or engage in the conduct of, a trade or business.

     As previously reported, on January 29, 1985, the Company sold its computer operations to MAI Systems Corporation ("MAIBF") and its domestic servicing operations to Bell Atlantic Business Systems Services ("Sorbus"), which acquirors assumed substantially all of the liabilities and obligations to third parties relating to the respective operations. Although the Company (and, therefore, the Liquidating Trust) remained contingently liable if either MAIBF or Sorbus would not pay any such liability or obligation assumed by it, as of December 31, 1996, the Trustees were not aware of any claim pending as of that date. In addition, counsel to the Liquidating Trust has advised the Trustees that, because almost 12 years have elapsed since the purchases by MAIBF and Sorbus, the statutes of limitations would probably be a bar to all claims that might be asserted against the Company with respect to either MAIBF or Sorbus operations.

TAXES

     The Liquidating Trust was responsible for the settlement of the income and franchise tax liabilities to Federal, state and local taxing authorities of the Company and certain of its former subsidiaries to their respective dates of dissolution. As a result of a release from an indemnification to MAIBF given on March 25, 1986, the Liquidating Trust had eliminated any potential liability of the Company for income taxes to foreign taxing authorities.

     The Company and its former domestic subsidiaries had filed each year a consolidated Federal income tax return. The Service's examinations of such returns have been completed through tax year 1983. On February 27, 1992, the Internal Revenue Service (the "Service") completed its audit of all remaining tax years (i.e., 1984, 1985 and 1986) and, since that date, the Liquidating Trust had been attempting to close out any further claims by the Service. In October 1994, the Service agreed, subject to Joint Committee review, to allow an expense previously disallowed by it, which restored $229,000 to the refund due for tax year 1984. In June 1995, the Service informed the Liquidating Trust that the Joint Committee had taken no exception to the Service's conclusions. On January 10, 1996, the Liquidating Trust received a total refund of $1,093,845 which included interest of $641,040. The refund was due to over assessments of $168,000 and $1,137,000 for tax years 1979 and 1984 less a $472,000 tax deficiency for 1985 and a net interest charge of $380,000. Due to net operating loss carrybacks, the Service had asserted that the Liquidating Trust was liable for interest in connection with its 1982 tax return. Such interest was netted against over payments due to the Liquidating Trust with respect to other tax years. The Liquidating Trust asserted that there were sufficient tax credits available to offset the interest and that it was charged in error. The Service agreed and, on July 22, 1996, the Liquidating Trust received an additional refund of $1,002,078. The Liquidating Trust determined that this refund was not correct and, after discussions with the Service, received an additional refund of $218,674 including interest of $198,674. The Liquidating Trust believed that this refund included a partial overpayment and on December 18, 1996 returned $83,582 to the Service to resolve the Federal income tax matter.

RETIREMENT BENEFITS

     The Liquidating Trust also assumed the Company's obligation under the Management Assistance Inc. Supplementary Pension Plan (the "SPP") and an employment agreement with the late Raymond P. Kurshan (formerly the Chairman of the Board and President of the Company) to pay retirement benefits to six former executive officers of the Company. In 1985, the Company purchased annuities costing $3,357,000, which annuities were held by the Liquidating Trust to cover the foregoing obligation of the Company. There is no period certain in the annuities during which payments must be paid and, accordingly, amounts are payable thereunder only if the participant (or, where applicable, his spouse) is alive. Pursuant to the direction of the Liquidating Trust, the insurance company is currently paying annual benefits to five former executive officers and to Mr. Kurshan's widow, including $52,991 to Daniel R. Kail, the Managing Trustee of the Liquidating Trust, and $103,412 to Robert W. Berend, a Trustee. The Trustees currently anticipate that, so long as the annuities are available for such purpose, the Company's obligation for these retirement benefits can be met through use of these annuities. In order to terminate the Primary Trust, the annuities have been distributed to the Management Assistance Inc. Supplementary Benefit Pension Trust.

INSURANCE COVERAGE

     The Liquidating Trust maintains an insurance policy relating to certain potential liabilities of the Trustees, including errors and omissions liability. This policy will remain in force until March 31, 1997 while the Trustees wind up the affairs of the Trust. Thereafter, a five-year discovery option will be in effect. The premium for this policy was paid by the Liquidating Trust.

EMPLOYEES

     The Liquidating Trust had no employees, but, from time to time, engaged the services of former employees of the Company and others to perform accounting, legal, tax and secretarial services. For information as to the Trustees of the Liquidating Trust, see Item 10 to this Report.

ITEM 2.  PROPERTIES

     The Liquidating Trust leases, until March 31, 1997, its principal office at 980 Post Road East, Suite 3, Westport, CT 06880-5300 on a quarterly basis. Its telephone number is (203) 454-2779. It owned nor leased no other properties.

     The Company (and, therefore, the Liquidating Trust) had terminated its liability under leases and other agreements for offices and other facilities entered into prior to January 9, 1986.

ITEM 3.  LEGAL PROCEEDINGS

     At December 31, 1996, there was no lawsuit pending against the Company or the Liquidating Trust. Because almost 11 years have elapsed since the dissolution of the Company on February 27, 1986, counsel to the Liquidating Trust has advised the Liquidating Trust that the statute of limitations would probably be a bar to all claims that may be asserted against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Units were traded in the over-the-counter market. The high and low bid price quotations for the periods indicated as reported by the National Quotation Bureau Inc. were as follows:

                            QUARTER ENDED                              HIGH           LOW
    --------------------------------------------------------------    ------         -----
    March 31, 1995................................................    $.3125         $.125
    June 30, 1995.................................................     .3125          .250
    September 30, 1995............................................     .3125          .250
    December 31, 1995.............................................     .3125          .250
    March 31, 1996................................................     .3125          .125
    June 30, 1996.................................................     .1562          .125
    September 30, 1996............................................      .250          .020
    December 31, 1996.............................................      .040          .020

     The above bid quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

     As of December 31, 1996, there were approximately 5,200 holders of record of Units.

     No liquidating distributions were paid in 1994 or 1995. Liquidating distributions of $.25 per Unit were paid on January 30, 1996 and September 30, 1996 to holders of record on January 23, 1996 and September 19, 1996, respectively. A final liquidating distribution of $.126 per Unit was paid on January 9, 1997 to Unit-holders of record on December 31, 1996.

     Liquidating distributions were to be authorized by the Trustees whenever, in their discretion, the amount of cash available for the distribution exceeded
(1) the amount reasonably necessary to satisfy all claims which theretofore had been asserted, but not yet determined against the Primary Trust Estate, and (2) a reserve reasonably determined by the Trustees as necessary to meet any liabilities, costs or expenses payable from the Primary Trust Estate in accordance with the Liquidating Trust Agreement.

ITEM 6.  SELECTED FINANCIAL DATA

                                                 AT OR FOR THE PERIOD ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1996       1995       1994       1993       1992
                                            ------     ------     ------     ------     ------
                                               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT DATA)
    Income over (under) expenses allocable
      to Beneficiaries....................  $1,668     $    5     $ (205)    $ (229)    $ (166)
    Cash and cash equivalents.............      --      2,422      2,473      2,681      2,911
    Net assets............................      --      2,570      2,565      2,770      2,999
    Net asset value per Unit..............      --        .38        .38        .41        .44
    Liquidating distributions per Unit....    .626         --         --         --        .43

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

     Income for 1996 was $2,189,000 compared to $355,000 in 1995 and $103,000 in
1994. The higher income in 1996 over 1995 was the result of Income Applicable to Management Assistance Inc. due to Federal income tax refunds and related interest income. The higher income in 1995 over 1994 was the result of Income Applicable to Management Assistance Inc. of $220,000, which reflected the return of a retrospective rated insurance premium of $164,000 and a reversal of the $56,000 accrued insurance premium liability and higher interest rates on short term investments.

     General and administrative expenses for 1996 were $503,000 as compared to $291,000 in 1995 and $293,000 in 1994. The higher expenses in 1996 over 1995 were primarily due to fees and expenses
relating to winding up the affairs of the Trust partially offset by lower interest expense. The higher expenses in 1994 over 1995 were primarily due to higher office operating and shareholder expense offset, in part, by interest expense of $4,988 on state taxes paid on behalf of Management Assistance Inc.

     Expenses Applicable to Management Assistance Inc. for 1996 were $18,000 as compared to $59,000 in 1995 and $15,000 in 1994. The higher expenses in 1995 and in 1996 over 1994 were due to expenses incurred as the result of the Service's examination of the Company's tax filings for tax years 1984, 1985 and 1986 and, in 1995, additional professional fees incurred for state tax filings and assessment appeals.

Liquidity and Capital Resources

     Pursuant to the Liquidating Trust Agreement, the Primary Trust Estate was responsible for the settlement of the income, franchise and certain other tax liabilities (including interest and penalties) of the Company and certain former subsidiaries which were not transferred to either purchaser of its operating divisions, including any unpaid taxes for the year ended September 30, 1985 and for the period from October 1, 1985 to the date of the Company's dissolution (February 27, 1986) or the date of dissolution of the respective subsidiary. The termination of an indemnification provision to MAIBF insofar as it related to income taxes to foreign taxing authorities eliminated the Company's only possible liability for income taxes to foreign taxing authorities. The Company and its former domestic subsidiaries had filed each year a consolidated Federal income tax return.

     The officers and directors of the Company believed that the transactions of the Company and its former subsidiaries were properly accounted for in accordance with the Code and other tax laws and the regulations thereunder as may have been applicable. The Service's examinations had been completed through tax year 1983 as of the date of the transfer to the Liquidating Trust. Because it was always possible that the Service or other taxing authorities might have had a different interpretation upon an examination of the tax obligations of the Company or its former subsidiaries, the Company decided that, in connection with the creation of the Primary Trust pursuant to the Plan of Liquidation, net assets of approximately $6,500,000 should be retained to meet possible tax liabilities. As a result of the elimination of the foreign tax indemnification provision described in the preceding paragraph, the payment of Federal and state tax assessments, and the acceptance by the Service of the Company's tax returns for the tax years 1982 and 1983 as filed, the Trustees believed that the amount of net assets that should be retained for possible tax liabilities to be paid from the Primary Trust Estate was approximately $1,700,000. On February 27, 1992, the Service completed its audit of all tax years; in October 1994, the Service agreed to restore a previously disallowed deduction; and, in June 1995, the Joint Committee took no exception to the case.

     At December 31, 1996, the Trustees believed that all claims, liabilities, or obligations had been satisfied. However, if a new claim is asserted, each Beneficiary could be held liable personally for the payment to satisfy such a claim, limited to the amounts received as liquidating distributions from the Company or the Trust.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                               PAGE
                                                                               ----
         1.  Financial Statement at December 31, 1995 and for the years ended
             December 31, 1996, 1995 and 1994
                  Report of Ernst & Young LLP, Independent Auditors..........    9
                  Statements of Net Assets in Liquidation....................   10
                  Statements of Income and Expenses..........................   11
                  Statements of Changes in Net Assets in Liquidation.........   12
                  Statements of Cash Flows...................................   13
                  Notes to Financial Statements..............................   14
         2.  Financial Statement Schedules
                  Not Applicable.

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

TO THE TRUSTEES OF THE MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

     We have audited the accompanying statements of net assets in liquidation of Management Assistance Inc. Liquidating Trust (the "Liquidating Trust") as of December 31, 1995 and the related statements of income and expenses, changes in net assets in liquidation and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Liquidating Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the financial statements, the Liquidating Trust's policy is to prepare its financial statements on the accounting basis used for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the statements referred to above present fairly, in all material respects, the net assets in liquidation of the Liquidating Trust at December 31, 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, on the basis of accounting described in Note 2.

New York, NY                                 /s/ ERNST & YOUNG LLP

                                             -----------------------------------
January 9, 1997

                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                               DECEMBER 31, 1995

                   (TRUST TERMINATED AS OF DECEMBER 31, 1996)

                             (THOUSANDS OF DOLLARS)

        Assets:
          Cash and cash equivalents........................................     2,422
          Tax refund receivables...........................................       148
          Annuities........................................................     3,357
                                                                              -------
                                                                                5,927
                                                                              -------
        Liabilities:
          Pension liabilities..............................................     3,357
                                                                              -------
               Net assets..................................................   $ 2,570
                                                                               ======

                See accompanying notes to financial statements.

                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

                       STATEMENTS OF INCOME AND EXPENSES

   FOR THE YEARS ENDED DECEMBER 31, 1996 (DATE OF TERMINATION), 1995 AND 1994

                             (THOUSANDS OF DOLLARS)

                                                                      1996      1995     1994
                                                                     ------     ----     -----
Income:
  Interest income................................................    $1,462     $135     $ 100
  Income applicable to Management Assistance Inc. ...............       727      220         3
                                                                     ------     ----     -----
                                                                      2,189      355       103
                                                                     ------     ----     -----
Expenses:
  General and administrative expenses............................       503      291       293
  Expenses applicable to Management Assistance Inc. .............        18       59        15
                                                                     ------     ----     -----
                                                                        521      350       308
                                                                     ------     ----     -----
     Income over (under) expenses allocable to Beneficiaries.....    $1,668     $  5     $(205)
                                                                     ======     ====     =====

                See accompanying notes to financial statements.

                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

   FOR THE YEARS ENDED DECEMBER 31, 1996 (DATE OF TERMINATION), 1995 AND 1994

                  (THOUSANDS OF DOLLARS, EXCEPT PER UNIT DATA)

                                                                      1996      1995      1994
                                                                     ------    ------    ------
Net assets at beginning of year (per Unit: 1996, $.38; 1995, $.38;
  1994, $.41).....................................................   $2,570    $2,565    $2,770
Income over (under) expenses allocable to Beneficiaries
  (per Unit: 1996, $.25; 1995, $.001; 1994, $.03).................    1,668         5      (205)
Liquidating Distributions (per Unit: 1996, $.626; 1995, $.0; 1994,
  $.0)............................................................   (4,238)       --        --
                                                                     ------    ------    ------
     Net assets at end of year (per Unit: 1996, $.0; 1995, $.38;
       1994, $.38)................................................   $  -0-    $2,570    $2,565
                                                                     ======    ======    ======

     There were 6,770,020 Units of Beneficial Interest outstanding at the beginning and end of each year.

                See accompanying notes to financial statements.

                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

                            STATEMENTS OF CASH FLOWS

   FOR THE YEARS ENDED DECEMBER 31, 1996 (DATE OF TERMINATION), 1995 AND 1994

                             (THOUSANDS OF DOLLARS)

                                                                   1996        1995      1994
                                                                 ---------    ------    -------
Cash flows from operating activities:
     Income over (under) expenses allocable to Beneficiaries...  $   1,668    $    5    $  (205)
     Adjustment to reconcile income over (under) expenses
       allocable to Beneficiaries to net cash provided by (used
       in) operating activities:
          Reduction of tax refund receivable...................        148      --        --
          Reduction of accrued liabilities.....................     --           (56)        (3)
                                                                 ---------    ------    -------
     Net cash provided by (used in) operating activities.......      1,816       (51)      (208)
Cash flow from financing activities -- Liquidating
  distributions paid...........................................     (4,238)     --        --
                                                                 ---------    ------    -------
Net decrease in cash and cash equivalents......................     (2,422)      (51)      (208)
Cash and cash equivalents at beginning of year.................  $   2,422    $2,473    $ 2,681
                                                                 ---------    ------    -------
Cash and cash equivalents at end of year.......................  $  -0-       $2,422    $ 2,473
                                                                 =========    ======    =======
Non cash activity:
     Transfer of annuities and related pension liabilities to
       the Management Assistance Inc. Supplementary Benefit
       Pension Trust...........................................  $3,357,000     --        --

                See accompanying notes to financial statements.

                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

                         NOTES TO FINANCIAL STATEMENTS
1.  ORGANIZATION

     The Trustees of the Management Assistance Inc. Liquidating Trust (the "Trust" or "Liquidating Trust") having completed the process of disposing of its assets and satisfying or otherwise discharging its liabilities, set December 31, 1996 as the last day of the Trust's operations. As of the close of business on December 31, 1996, the trust's transfer record books were permanently closed and no further transfer of Units of Beneficial Interest were recorded. On December 18, 1996, the Trustees declared a final liquidating distribution of $.126 per Unit to be paid on January 9, 1997 to holders of record on December 31, 1996. Funds for the payment of the distribution were disbursed to the distribution paying agent on December 24, 1996.

     At the close of business on January 9, 1986, all of the then assets (the "Primary Trust") of Management Assistance Inc. (the "Company") were transferred to the Trustees for the Liquidating Trust pursuant to the Management Assistance Inc. Liquidating Trust Agreement and Declaration of Trust dated January 9, 1986 (the "Liquidating Trust Agreement") for the benefit of the shareholders of the Company (such shareholders or their transferees being hereinafter referred to as the "Beneficiaries"). The Trustees, with respect to the Primary Trust, simultaneously assumed all claims, liabilities and obligations (including unascertained or contingent liabilities) of the Company. Such transfer and assumption were made in order to implement, within one year after its adoption, the Plan of Complete Liquidation and Dissolution (Pursuant to Section 337 of the Internal Revenue Code) of the Company (the "Plan of Liquidation") adopted by its shareholders on January 14, 1985.

     The stock transfer books of the Company were permanently closed on January 9, 1986 and the holders of record of Common Stock, $.40 par value, (the "Common Stock") of the Company as of the close of business on that date became holders of Units of Beneficial Interest in the Liquidating Trust on the basis of one Unit of Beneficial Interest for each share of Common Stock held at that time. After January 9, 1986, the outstanding certificates that represented shares of Common Stock were deemed to evidence the same number of Units of Beneficial Interest in the Liquidating Trust.

     The sole purposes of the Liquidating Trust were to liquidate any non-cash items in the Primary Trust and to hold its assets in a manner calculated to conserve and protect such assets, to collect the income and proceeds therefrom and to distribute the same to the Beneficiaries in as prompt and orderly a fashion as possible, but at least annually, after payment of, or provision for, expenses or liabilities.

     On January 29, 1985, pursuant to the Plan of Liquidation, the Company sold
(1) its Basic Four Information Systems Division (the "Basic Four Division") to MAI Systems Corporation, formerly MAI Basic Four, Inc. ("MAIBF"), and (2) its Sorbus Service Division (the "Sorbus Division") to Bell Atlantic Business System Service, formerly Sorbus Inc. ( "Sorbus") .

     Pursuant to the Liquidating Trust Agreement, the Primary Trust was to expire as of the close of business on January 9, 1989 unless the Trustees determined that an extension beyond such three-year period was reasonably necessary to pay, or to make provision for, then-known liabilities, actual or contingent. On December 20, 1988, the Trustees determined that, because of pending litigation and the potential review of the Company's filings by various taxing authorities, it would not be possible by January 9, 1989 to effect a final distribution to holders of Beneficial Interest in the Liquidating Trust and, accordingly, extended the term of the Primary Trust for two years until January 9, 1991. On October 16, 1990, the Internal Revenue Service (the "Service") was granted an extension to December 31, 1991 to assess tax regarding the Company's tax years 1984, 1985 and 1986. On October 30, 1991, the Service was granted a further extension to December 31, 1992. Because this could have been a Joint

                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

Committee case as a result of the Company's claims for a refund (see Note 4), the review could have covered a period of at least 18 months. Therefore, because of pending litigation and the Service's review of the Company's tax filings, the Trustees extended the duration of the Liquidating Trust for two years until January 9, 1993. On August 10, 1992, the Service was granted a further extension to November 30, 1993. The Trustees, therefore, extended the duration of the Liquidating Trust until January 9, 1994. On January 27, 1993, May 11, 1993, December 20, 1993 and October 4, 1994, the Service requested and the Liquidating Trust granted further extensions until February 28, 1994, September 30, 1994, February 28, 1995 and February 29, 1996, respectively. On May 12, 1993 and October 4, 1994, the Trustees extended the duration of the Liquidating Trust to January 9, 1995 and March 10, 1996, respectively. Because of ongoing discussions with the Service concerning federal income tax refunds and interest, on February 15, 1996, July 9, 1996 and September 6, 1996, the Trustees extended the duration of the Trust to August 9, 1996, October 9, 1996 and January 9, 1997, respectively. The Trustees terminated the Trust on December 31, 1996 having determined that all outstanding liabilities (including unascertained and contingent) were satisfied.

2.  SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation: The financial statements were prepared on the accounting basis used for Federal income tax purposes. Under this method, revenues and related assets were recognized when received, rather than when earned, and expenses were recognized when paid, rather than when the obligation was incurred.

     The assets and existing fixed and determinable liabilities of the Company transferred to the Liquidating Trust were recorded using the Company's accounting basis (accrual method).

     Cash equivalents consisted primarily of U.S. Government treasury bills.

     Income taxes: For Federal income tax purposes, the transfer of assets and liabilities to the Liquidating Trust and distribution to the shareholders of Units of Beneficial Interest in the Liquidating Trust were treated as a distribution of assets and liabilities by the Company to its shareholders and a contribution by the shareholders of such net assets to the Liquidating Trust in return for Units of Beneficial Interest. The Liquidating Trust was treated as a grantor trust and not as a corporation. Accordingly, any income or loss of the Liquidating Trust was not taxable to the Liquidating Trust, but was taxable to the Unit holders as if the Unit holders had themselves realized the income or loss from their undivided interests in the assets of the Liquidating Trust.

 3.  ANNUITIES AND PENSION LIABILITY

     The Company's Supplementary Pension Plan (the "SPP") provides retirement income for a limited group of management employees who were designated by the former Compensation Committee of the Board of Directors of the Company. Under the SPP, each participant is entitled to receive an annual retirement benefit which, when combined with his benefit under the Company's Retirement Benefit Plan (payable as a life annuity) and his Social Security benefit, will equal 50% of his average annual cash compensation during the final five years of the participant's employment. The Company purchased annuities costing $3,357,000, which annuities were held by the Liquidating Trust as assignee of the Company. The annuities may be used to cover the obligations of the Company under the SPP and under a former employment agreement. In December 1996 the Trust transferred the annuities and the related pension liabilities to the Management Assistance Inc. Supplementary Benefit Pension Trust in order to terminate the Trust.

                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

 4. CONTINGENCIES

     Litigation: Neither MAIBF nor Sorbus assumed the Company's obligations in connection with certain litigation in which the Company was the defendant as of January 29, 1985. At December 31, 1996, there was no lawsuit pending against the Company.

     Each of MAIBF and Sorbus has assumed the Company's obligations with respect to litigation, both that which was pending as of January 29, 1985 and that which has been or will be subsequently instituted, which relates to the respective operating division of the Company which it acquired. As of December 31, 1996, there was no such litigation pending. In addition, as to certain actions, the defense was referred to the Company's insurance carrier. As of December 31, 1996, no such actions were pending. Counsel to the Liquidating Trust has advised the Trustees that, because almost 12 years have elapsed since the transfer of the Company's assets to MAIBF and Sorbus (January 29, 1985) and almost 11 years have elapsed since the dissolution of the Company (February 27, 1986), the statute of limitations would probably be a defense to all non-tax claims now asserted against the Company (and, therefore, the Liquidating Trust).

     Taxes: The Liquidating Trust was responsible for the settlement of the income and franchise tax liabilities to Federal, state and local taxing authorities of the Company and those former subsidiaries which were not transferred to either MAIBF or Sorbus to the respective dates of dissolution of the Company or the subsidiary. The Company and its former domestic subsidiaries had filed each year a consolidated Federal income tax return. In addition, because the Company and its former subsidiaries which were not transferred to either MAIBF or Sorbus were subject to certain non-income or non-franchise taxes, the obligations for which did not relate to either operating division and, accordingly, were not assumed by either MAIBF or Sorbus, the Liquidating Trust was responsible for settlement of any such taxes should a claim have been asserted. The officers and directors of the Company believed that the business transactions of the Company and its former subsidiaries were accounted for in accordance with the Internal Revenue Code and other tax laws and the regulations thereunder. However, there could be no assurance that the Service or other taxing authorities would not have attempted to interpret various transactions in which the Company and its former subsidiaries were engaged so as to assert a claim for additional taxes, interest and penalties. The Service's examinations have been completed through tax year 1986. In the event that the Service or other taxing entities had asserted a claim and ultimately to have been successful in doing so, the Trustees could have been required, as transferees of the Company, to pay from the assets of the Primary Trust such additional taxes, interest and penalties.

     On March 28, 1986, the Company's Federal income tax returns for its fiscal year ended September 30, 1985 and for the period from October 1, 1985 to February 27, 1986 (the date of its dissolution) were filed. As a result of these and past income tax returns, which included the application of tax loss carrybacks to the Company's prior fiscal years, the Trustees received from the Service tax refunds approximating $46,000 plus interest in 1987 and approximately $1,800,000 plus interest in 1986 and sought from the Service additional tax refunds approximating $1,300,000 plus interest. Subsequent to December 31, 1991, the Service completed its audit of all tax years and, on February 27, 1992, agreement was reached with the agent on various tax issues. The agreement, subject to the Service's review of the agent's report, would have resulted in refunds of $168,000 and $1,137,000 for tax years 1979 and 1984, respectively, less a $472,000 tax deficiency due for tax year 1985. On August 10, 1992, the Service informed the Liquidating Trust that the Joint Committee would review the Company's tax filings. On May 7, 1993, the Service formally notified the Liquidating Trust that, as a result of its review prior to submission to the Joint Committee, a disallowed deduction reduced the refund due for 1984 by $229,000. The disallowance could also have created tax obligations to various states of approximately

                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

$140,000, plus interest. The Trustees believed that the deduction should have been allowed and, on June 10, 1993, submitted a protest and requested a conference with the regional Office of Appeals of the Service. On October 4, 1994, the Trust received notification that the Office of Appeals agreed to allow the deduction. The refund due for 1979 was subject to restricted interest. The refund due for 1984 and the deficiency for 1985 was also to include interest. On June 27, 1995, the Trust was informed that the Joint Commitee had taken no exception to the case. On January 10, 1996, the Liquidating Trust received a total refund of $1,093,845 which included interest of $641,040. The amount was due to an over assessment of $168,000 and $1,137,000 for tax years 1979 and 1984, respectively, less a $472,000 tax deficiency for 1985 and a net interest charge of $380,000. Due to net operating loss carrybacks, the Service had asserted that the Trust was liable for interest in connection with its 1982 tax return. Such interest was netted against over payments due to the Trust with respect to other tax years. The Trust believed there were sufficient tax credits available to offset the interest and that it was charged in error. The Service agreed and, on July 22, 1996, the Trust received an additional refund of $1,002,078. The Trust determined that this refund was not correct and, after discussions with the Service, received an additional refund of $218,674 which included interest of $198,674. The Trust believed that this refund included a partial overpayment and, on December 18, 1996, returned $83,582 to the Service to resolve the Federal income tax matter.

 5.  INTEREST INCOME.

     The Trust received interest income of $1,462,000 for the year ended December 31, 1996. Included in that amount was $105,000 interest earned on short term investments and $1,357,000 Federal income tax refund interest.

 6.  INCOME APPLICABLE TO MANAGEMENT ASSISTANCE INC.

     The Trust received income of $727,000, $220,000 and $3,000 for the years ended December 31, 1996, 1995 and 1994, respectively, applicable to the operations of the Company. In 1996, a Federal income tax refund of $875,000 was received, of which $148,000 was provided for as an accounts receivable, thereby resulting in income of $727,000. In 1995, the Company's retrospective rated insurance program was finalized which resulted in a return premium of $164,000 and a reversal of $56,000 accrued premium liability. In 1994, the unclaimed property accrual provided at the inception of the Trust was no longer required.

 7.  GENERAL AND ADMINISTRATIVE EXPENSES.

     Included in General and administrative expenses for the year ended December 31, 1996 were payments of approximately $200,000 for Trustee's fees, legal and professional services, insurance, shareholder expense, and other administrative activity required to wind up the affairs of the Trust during 1997. General and administrative expenses for 1996 included legal fees of $43,532, including fees and disbursements relating to winding up the affairs of the Trust, paid to a law firm of which a Trustee is a partner.

 8.  EXPENSES APPLICABLE TO MANAGEMENT ASSISTANCE INC.

     The Trust paid expenses on behalf of the Company in the amounts of $18,000, $59,000 and $15,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The expenses related primarily to professional fees as a result of the Company's Federal and state tax filings and appeals.

                  MANAGEMENT ASSISTANCE INC. LIQUIDATING TRUST

 9.  LIQUIDATING DISTRIBUTIONS.

     Liquidating distributions were paid as follows:

      Record Date           Payment Date       Distribution Per Unit         Amount
--------------------------------------------------------------------------------------------
August 26, 1986        September 8, 1986               $0.75               $5,077,515
December 22, 1986      December 30, 1986               $0.30               $2,031,006
July 27, 1987          August 7, 1987                  $0.80               $5,416,016
December 22, 1987      December 31, 1987               $0.20               $1,354,004
September 12, 1988     September 19, 1988              $0.20               $1,354,004
December 30, 1988      January 12, 1989                $0.15               $1,015,503
December 11, 1989      December 22, 1989               $0.10                $ 677,002
December 31, 1991      January 9, 1992                 $0.43               $2,911,109
January 23, 1996       January 31, 1996                $0.25               $1,692,505
September 19, 1996     September 30, 1996              $0.25               $1,692,505
December 31, 1996      January 9, 1997                $0.126                $ 853,032

     As of December 31, 1994, all distributions have previously been either paid to the Beneficiary when located or escheated to the state of the Beneficiary's last known residence or the State of New York where the Company was incorporated. For the liquidating distributions made to Beneficiaries on January 31, 1996, September 30, 1996 and the final liquidating distribution made on January 9. 1997, which was disbursed to the paying agent on December 24, 1996, the Trustees have engaged the American Stock Transfer & Trust Co. to escheat under applicable law any amounts still held for unallocated Beneficiaries.

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable.

                                    PART III

ITEM 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Trustees of the Liquidating Trust, each of whom has served since January 9, 1986, are Gerald N. Agranoff, Robert W. Berend and Daniel R. Kail, with Mr. Kail serving as Managing Trustee. There were no directors or executive officers of the Liquidating Trust. Under the Liquidating Trust Agreement each Trustee was to serve for the term of the Liquidating Trust, subject to his earlier resignation or removal. Because the Liquidating Trust was terminated on December 31, 1996, the Trustees will continue to serve until its winding up is completed. There are no family relationships between the Trustees.

     No Trustee serves as a director of an investment company registered under the Investment Company Act of 1940, as amended. With respect to companies which have a security registered under Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each of Messrs. Agranoff and Kail serves as a director of Datapoint Corporation. Mr. Agranoff also serves as a director of Bull Run Corporation, Atlantic Gulf Communities, Canal Capital Corporation and American Energy Group LTD. Mr. Berend serves as a director of Polymerix, Inc.

BUSINESS HISTORY

     Mr. Agranoff, age 50, has for more than the past five years, been a general partner of Edelman Securities Company, previously known as Arbitrage Securities Company, a broker-dealer, and a general partner and general counsel of Plaza Securities Company. Since January 1992, he has been of counsel to the law firm of Pryor, Cashman, Sherman & Flynn. Since October 1994, he has served as Vice President and general counsel of Datapoint Corporation.

     Mr. Berend, age 65, has for more than the past five years, been a partner of the law firm of Gold & Wachtel, LLP, which performs legal services for the Liquidating Trust.

     Mr. Kail, age 61, served from November 1, 1987 to October 31, 1991, as Executive Vice President of Canal Capital Corporation. Since that time he has devoted his services to the Liquidating Trust as Managing Trustee and as a consultant to other businesses.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

     Each Trustee has advised the Liquidating Trust that during the most recent year he had no transactions in the Units of Beneficial Interest and, accordingly, there was no reason to file a Form 4 under Section 16(a) of the Exchange Act. Each had filed a Form 3 when he became a Trustee in January 1986.

     Reference is made to the beneficial owners reported in the first table of
Item 12 of this Report, which owners in prior years had furnished to the Liquidating Trust copies of their Form 3 when they became such owners. Based solely upon a review of Forms 4 furnished to the registrant pursuant to Rule 16a-3(e) under the Exchange Act by such owners during the most recent fiscal year and the representation of the Trustees described in the preceding paragraph, the Liquidating Trust is not aware of any person who was a "director, officer or beneficial owner of more than 10 percent of any class of equity securities of the registrant registered pursuant to Section 12 of the Exchange Act" that failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 12.  EXECUTIVE COMPENSATION

     Pursuant to Section 9.1 of the Liquidating Trust Agreement, the Trustees, in lieu of commissions or other compensation fixed by law for trustees, were to receive as compensation for services thereunder the aggregate sum of $75,000 per year to be allocated equally among the Trustees. In addition, pursuant to Section 6.3 of the Liquidating Trust Agreement, Mr. Kail receives the sum of $75,000 per year in his capacity as Managing Trustee. In accordance with the foregoing, during the fiscal year ended December 31, 1996, $133,333 was paid to Mr. Kail and $33,333 to each of Messrs. Agranoff and Berend. Trustees fees were paid on the first of the month following the month served. Therefore, the trustees were paid in December 1996 for December. In addition they were paid for the months of January through March 1997, in order to wind up the affairs of the Trust. Pursuant to Section 9.2 of the Liquidating Trust Agreement, each Trustee could have been reimbursed from the Primary Trust Estate for all expenses reasonably incurred by him in the performance of his duties in accordance with the Liquidating Trust Agreement.

     Also pursuant to Section 9.1 of the Liquidating Trust Agreement, any Trustee could have, in addition, received compensation for any legal services performed by him (or by a firm of which he may be a member) as permitted in
Section 7.2(b). During the fiscal year ended December 31, 1996 Mr. Berend's law firm was paid an aggregate of $43,532 in legal fees of which $40,000 was for fees and disbursements relating to winding up the affairs of the Trust.

     Except for the Trustees' fees and legal fees described in the two preceding paragraphs, there were no other forms of compensation, including, without limitation, options or SARs or awards under long-term incentive plans, that have ever been paid or awarded to the Trustees.

ITEM 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to all persons who were known to the Trustees to be the beneficial owners of more than 5% of the Units of Beneficial Interest as of December 31, 1996:

                                                                     AMOUNT        PERCENT
                         NAME AND ADDRESS OF                      BENEFICIALLY       OF
                          BENEFICIAL OWNER                          OWNED(1)        CLASS
    ------------------------------------------------------------- ------------     -------
    GAMCO Investors, Inc., The Gabelli Funds, Inc., Gabelli &
      Company, Inc. Profit Sharing Plan, Mario J. Gabelli,
      Gabelli Associates Fund, One Corporate Center, Rye, New
      York 10580(2)..............................................  1,465,164        21.6%
    Mutual Shares Fund, Mutual Qualified Fund and Mutual Beacon
      Fund, 51 John F. Kennedy Parkway, Short Hills, NJ
      07078(3)...................................................  2,365,317        34.9%

------------

1. The figures in the tables represent beneficial ownership, which includes sole voting and investment power.

2. Based on information furnished to the Liquidating Trust, GAMCO Investors, Inc. owned 66,000 Units, Gabelli Funds, Inc. owned 299,000 Units, Gabelli & Company, Inc. Profit Sharing Plan owned 301,200 Units, Mario J. Gabelli owned 65,764 Units and Gabelli Associates Fund owned 733,200 Units.

3. Based on information furnished to the Liquidating Trust, Mutual Shares Fund owned 1,358,500 Units, Mutual Qualified Fund owned 575,717 Units and Mutual Beacon Fund owned 431,100 Units.

     The following table sets forth information as of December 31, 1996 with respect to the Units of Beneficial Interest beneficially owned by the Trustees and by all the Trustees as a group:

                                                                       PERCENT OF ALL
                                                                         BENEFICIAL
        NAME AND BUSINESS ADDRESS               UNITS HELD*               INTERESTS
                                                ------------         -------------------
        Gerald N. Agranoff...................       none                     none
          Plaza Securities Company
          717 Fifth Avenue
          New York, New York 10022
        Robert W. Berend.....................       none                     none
          Gold & Wachtel, LLP
          110 East 59th Street
          New York, New York 10022
        Daniel R. Kail.......................        500                      nil
          Management Assistance Inc.
          Liquidating Trust
          980 Post Road East, Suite 3
          Westport, CT 06880-5300
        All Trustees as a Group (three               500                      nil
          persons)...........................

------------

* The figures in the table represent beneficial ownership, which includes sole voting and investment power. No Trustee has any option or other right to acquire beneficial ownership of Units within 60 days after December 31, 1996 or otherwise.

ITEM 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information as to legal fees paid to a law firm of which Robert W. Berend, a Trustee, is a partner as counsel to the Liquidating Trust during the fiscal year ended December 31, 1996, see Item II of this Report. For information as to certain obligations to Mr. Berend and Daniel R. Kail, the Managing Trustee, under the SPP, see Item 1 to this Report.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Index of Financial Statements contained in Item 8 to this Report and incorporated herein by this reference.

        2.  There are no Financial Statement Schedules.

        3.  Exhibits

          NUMBER                                    EXHIBITS
        ----------- -------------------------------------------------------------------------
         *2         -- Copy of Plan of Complete Liquidation and Dissolution (Pursuant to
                       Section 337 of the Internal Revenue Code of 1954) of Management
                       Assistance Inc. was filed as Exhibit I to the Company's Proxy
                       Statement/Prospectus dated December 21, 1984.

         *3(a)      -- Conformed copy of Management Assistance Inc. Liquidating Trust
                       Agreement and Declaration of Trust dated January 9, 1986 among
                       Management Assistance Inc. and Gerald N. Agranoff, Robert W. Berend
                       and Daniel R. Kail was filed as Exhibit A to the Liquidating Trust's
                       Quarterly Report on Form 10-Q for the quarter ended March 31, 1986.

---------------

* Incorporated by reference.

         *3(b)      -- Copy of Management Assistance Inc. Liquidating Trust Extension of Term
                       dated December 20, 1988 was filed as Exhibit B to the Liquidating
                       Trust's Current Report on Form 8-K filed on December 27, 1988.

         *3(c)      -- Copy of Management Assistance Inc. Liquidating Trust Extension of Term
                       dated October 18, 1990 was filed as Exhibit D to the Liquidating
                       Trust's Quarterly Report on Form 10-Q for the quarter ended September
                       30, 1990.

         *3(d)      -- Copy of Management Assistance Inc. Liquidating Trust Extension of Term
                       dated August 11, 1992 was filed as Exhibit A to the Liquidating
                       Trust's Form 8-K filed on August 11, 1992.

         *3(e)      -- Copy of Management Assistance Inc. Liquidating Trust Extension of Term
                       dated May 12, 1993 was filed as Exhibit A to the Liquidating Trust's
                       Form 8-K filed on May 12, 1993.

         *3(f)      -- Copy of Management Assistance Liquidating Trust Extension of Term
                       dated October 6, 1994 was filed as Exhibit G to the Liquidating
                       Trust's Quarterly Report on Form 10-Q for the quarter ended September
                       30, 1994.

         *3(g)      -- Management Assistance Inc. Liquidating Trust Extension of Term, dated
                       February 14, 1996, was filed as Exhibit A to the Liquidating Trust's
                       Form 8-K dated February 15, 1996.

         *3(h)      -- Management Assistance Inc. Liquidating Trust Extension of Term, dated
                       July 9, 1996 was filed as Exhibit C to the Liquidating Trust's
                       Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

         *3(i)      -- Management Assistance Inc. Liquidating Trust Extension of Term dated
                       September 6, 1996 was filed as Exhibit C to the Liquidating Trust's
                       Quarterly Report on Form 10-Q for the quarter ended September 30,
                       1996.

         *4(a)      -- Specimen certificate representing Units of Beneficial Interest in the
                       Management Assistance Inc. Liquidating Trust was filed as Exhibit 3.1 to the Liquidating Trust's Form 8-B filed on December 19, 1985.

        *10(a)      -- Conformed copy of Assets Purchase Agreement dated November 15, 1984 among BSIC Acquisition, Inc., BSIC Subsidiary, Inc., Management
                       Assistance Inc., MAI International Corporation and MAI International
                       Sales Corporation was filed as Exhibit A to the Company's Current
                       Report on Form 8-K filed on November 29, 1984 and a conformed copy of agreement dated May 8, 1985 among MAI Holdings, Inc. (formerly BSIC
                       Acquisition, Inc.), MAI Basic Four, Inc. (formerly BSIC Subsidiary,
                       Inc.), Management Assistance Inc., MAI International Corporation and
                       MAI International Sales Corporation amending the foregoing Assets
                       Purchase Agreement was filed as Exhibit 6 to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended March 21, 1985.

        *10(b)      -- Copy of agreement dated March 25, 1986 among MAI Holdings, Inc., MAI
                       Basic Four, Inc., Management Assistance Inc. and Management Assistance
                       Inc. Liquidating Trust and copy of letter amendment dated April 7,
                       1986 to the foregoing agreement were filed as Exhibits C and D, respectively, to the Liquidating Trust's Quarterly Report on Form 10-Q
                       for the quarter ended March 31, 1986.

---------------

* Incorporated by reference.

        *10(c)      -- Conformed copy of Assets Purchase Agreement dated October 25, 1984 among Management Assistance Inc., MAI/Sorbus Supplies Corp., Bell
                       Atlantic Ventures III, Inc. and Bell Atlantic Enterprises, Inc. was
                       filed as Exhibit A to the Company's Current Report on Form 8-K filed on November 9, 1984 and a conformed copy of agreement dated May 20,
                       1985 among Management Assistance Inc., MAI/Sorbus Supplies Corp.,
                       Sorbus Inc. (formerly Bell Atlantic Ventures III, Inc.) and Bell
                       Atlantic Investments, Inc. (formerly Bell Atlantic Enterprises, Inc.)
                       amending the foregoing Assets Purchase Agreement was filed as Exhibit
                       8 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                       March 31, 1985.

        *10(f)      -- Copy of Management Assistance Inc. Retirement Benefit Plan as amended and restated effective as of January 1, 1978 was filed as Exhibit 3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                       September 30, 1977. The Plan was amended effective as of January 1,
                       1978 and January 1, 1984.

        *10(g)      -- Copy of Management Assistance Inc. Supplementary Pension Plan as
                       amended through September 15, 1982 was filed as Exhibit 10.4 to the
                       Company's Annual Report on Form 10-K for the fiscal year ended
                       September 30, 1982.

        *10(h)      -- Copy of Employment Agreement dated as of October 1, 1980 between
                       Management Assistance Inc. and Raymond P. Kurshan was filed as Exhibit
                       8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1980.

     (b) Reports on Form 8-K

     There were no Reports on Form 8-K filed during the quarter for which this Report is filed.
---------------

* Incorporated by reference.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MANAGEMENT ASSISTANCE INC. LIQUIDATING
                                          TRUST
                                                       (Registrant)

                                               By /s/     DANIEL R. KAIL
                                              ----------------------------------
                                               Daniel R. Kail, Managing Trustee
Dated: January 31, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                                TITLE                   DATE
-----------------------------------------------   -------------------------  ------------------

           By /s/ GERALD N. AGRANOFF              Trustee                      January 31, 1997
-----------------------------------------------
              GERALD N. AGRANOFF

            By /s/ ROBERT W. BEREND               Trustee                      January 31, 1997
-----------------------------------------------
               ROBERT W. BEREND

             By /s/ DANIEL R. KAIL                Trustee                      January 31, 1997
-----------------------------------------------
                DANIEL R. KAIL